Form 10-K
period 2007-12-31
STRATS(SM) Trust for Procter & Gamble Securities, Series 2006-1
filed 2008-03-31
CIK 1353226

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

               Commission File Number of issuing entity: 1-32822

        STRATS(SM) TRUST FOR PROCTER & GAMBLE SECURITIES, SERIES 2006-1
          (Exact name of issuing entity as specified in its charter)

                    SYNTHETIC FIXED-INCOME SECURITIES, INC.
       (Exact name of depositor and sponsor as specified in its charter)

                    New York
          (State  of incorporation or                    52-2316399
       organization of the issuing entity)     (IRS Employer Identification No.)

             One Wachovia Center
            301 S. College Street
          Charlotte, North Carolina              28288          (704) 374-6611
  (Address of principal executive offices)    (Zip Code)      (Telephone Number)

                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(b) OF THE ACT:

Title of Class                                 Name of Registered Exchange
--------------                                 ---------------------------
STRATS (SM) Certificates,
Series 2006-1                                  New York Stock Exchange ("NYSE")

                        SECURITIES REGISTERED PURSUANT
                       TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                [_] Yes [X] No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                [_] Yes [X] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes [_] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.                  [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [_]      Accelerated filer [_]
Non-accelerated filer [X]        Smaller Reporting Company [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                [_] Yes [X] No

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

         In accordance with the Instruction to Item 1119, affiliations and certain relationships and related transactions are described below in response to this item.

         Wachovia Bank, National Association ("Wachovia Bank") is the "Swap Counterparty" with respect to its obligations under the ISDA Master Agreement including the Schedule thereto and a confirmation thereunder, by and among the Swap Counterparty and the issuing entity, dated as of February 28, 2006. Wachovia Bank is an affiliate of Synthetic Fixed-Income Securities, Inc., the sponsor of the issuing entity and the depositor of the issuing entity and Wachovia Capital Markets, LLC, who acted as an underwriter of the Certificates issued by the issuing entity.

         The Trustee is unaffiliated with, but may have normal banking relationships with, the sponsor, the depositor and their respective affiliates.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.


The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee's report on an assessment of compliance with the servicing criteria applicable to it during the issuing entity's fiscal year ending December 31, 2007 and an attestation report by a registered independent public accounting firm regarding the Trustee's related report on assessment are attached as exhibits to this Form 10-K. The report on assessment and related attestation report have identified material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(i) of Regulation AB, as described in each such report.

While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, the Trustee has verbally confirmed to the depositor that no instances of noncompliance with Regulation AB were discovered with respect to the STRATS trusts that were part of the statistical sample used in preparing the Trustee's report. The Trustee has informed the depositor that the Trustee cannot provide any assurances that had an analysis been done of each and every transaction included in the platform (including all STRATS trusts forming part of the platform), that additional instances of noncompliance would not have been discovered. However, the Trustee has informed the depositor that it has no reason, based on the sampling and analysis done, to believe that there are any instances of noncompliance with those STRATS trusts that were not part of the sampling procedures.


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

31.1     Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2007.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1 Compliance Statement of The Bank of New York for the year ended December 31, 2007.

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

                                     Synthetic Fixed-Income Securities, Inc.
                                     (Depositor)


Dated: March 28, 2008                By:  /s/ James Whang
                                          --------------------------------------
                                          James Whang
                                          Director
                                          (senior officer in charge
                                          of securitization of the depositor)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION

4.1 Series Supplement, dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K filed on March 14, 2006).

31.1            Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2007.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1 Servicer Compliance Statement of The Bank of New York for the year ended December 31, 2007.